Form 10-K
period 2006-12-31
Citigroup Mortgage Loan Trust 2006-HE3
filed 2007-04-02
CIK 1382887

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006
                          -----------------------------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------


Commission file number of issuing entity  333-131136-17
                                         -------------------

                   Citigroup Mortgage Loan Trust 2006-HE3
-------------------------------------------------------------------------
          (Exact name of issuing entity as specified in its charter)


Commission file number of registrant  333-138237
                                     -------------------

                     Citigroup Mortgage Loan Trust Inc.
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                    Citigroup Global Markets Realty Corp.
-------------------------------------------------------------------------
          (Exact name of sponsor as specified in its charter)



       Delaware                                     01-0791848
------------------------------          ---------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification No.)

 390 Greenwich Street, 14th Floor, New York, New York         10013
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code  (212) - 816 - 6000
                                                  -----------------------


This report omits to disclose an Attestation Report Required by Item 1122 Rule 15d-18 of the Securities and Exhchange Act of 1934, as amended


Securities registered pursuant to Section 12(b) of the Act:   NONE.

     Title of each class                     Name of each exchange of
                                                which registered


----------------------------------      ---------------------------------

----------------------------------      ---------------------------------


        Securities registered pursuant to section 12(g) of the Act:  None.


-------------------------------------------------------------------------
                              (Title of class)


-------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes                       No   X
                          -------                  -------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes                       No   X
                          -------                  -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                   No
                          -------                  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.     X
                                                           -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer X
                       ----                   ----                       ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes                       No   X
                          -------                  -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

   Not Applicable


                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

                                    PART I


Item 1. Business.

Not Applicable.


Item 1A. Risk Factors.

Not Applicable.


Item 1B. Unresolved Staff Comments.

None.


Item 2. Properties.

Not Applicable.


Item 3. Legal Proceedings.

There were no legal proceedings


Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the Security Holders


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market for the Certificates exist. There are approximately 33 holders of record as of the end of the reporting year.


Item 6. Selected Financial Data.

Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.


Item 8. Financial Statements and Supplementary Data.

Not Applicable.


Item 9. Changes in and Disagreements With Accountants on Accounting and

Not Applicable.


Item 9A. Controls and Procedures.

Not Applicable.


Item 9B. Other Information.

Not Applicable.


                                     PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not Applicable.


Item 11. Executive Compensation.

Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management and

Not Applicable.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.


Item 14. Principal Accounting Fees and Services.

Not Applicable.


      Substitute Information Provided in Accordance with General Instruction J(2) to Form 10-k


Item 1112(b) of Regulation AB. Significant Obligor Financial Information

  No Applicable Updates.


Item 1114(b)(2) and 1115(b) of Regulation AB. Credit Enhancement and Other Support.

  No Applicable Updates


Item 1117 of Regulation AB.  Legal Proceedings.

DOL Investigation. On August 2, 2004, the U.S. Department of Labor, Wage and Hour Division, or DOL, informed New Century Mortgage Corporation ("New Century Mortgage"), an indirect wholly owned subsidiary of New Century Financial Corporation (the "Company"), that it is conducting an investigation to determine whether New Century Mortgage is in compliance with the Fair Labor Standards Act, or FLSA. The DOL narrowed the scope of its investigation to overtime compensation paid to retail loan officers in an Irvine, California operation. New Century Mortgage believes it is in compliance with the FLSA and that it properly pays overtime wages. In April 2005, New Century Mortgage provided requested documents and awaits a response from the DOL.

Rubio. In March 2005, Daniel J. Rubio, a former retail loan officer of New Century Mortgage, filed a class action complaint against New Century Mortgage in the Superior Court of Orange County, California. The complaint alleges failure to pay overtime wages, failure to provide meal and rest periods, and that New Century Mortgage engaged in unfair business practices in violation of the California Labor Code. The complaint seeks recovery of unpaid wages, interest, and attorneys' fees and costs. New Century Mortgage filed a motion to strike and demurrer to the complaint in May 2005. On July 8, 2005, the court overruled the demurrer and granted the motion to strike. A First Amended Complaint was filed in July 2005 and New Century Mortgage filed its answer in August 2005. In December 2005, New Century Mortgage filed a motion to strike portions of the complaint, which was granted in New Century Mortgage's favor, limiting the statute of limitations for plaintiff's meal and rest period claims to one year. The court reconsidered and reversed its ruling in May 2006. A Second Amended Complaint was filed by plaintiff, adding a cause of action for failure to pay overtime in violation of the FLSA. In July 2006, mediation occurred, followed by New Century Mortgage's removal of the case to the United States District Court, Central District of California in August 2006. In September 2006, the court granted New Century Mortgage's motion to strike, limiting the statute of limitations for plaintiff's meal and rest period claims to one year. Plaintiff's Third Amended Complaint was filed in October 2006.
In December 2006, the Court granted New Century Mortgage's motion to strike the punitive damages allegations from the plaintiff's Third Amended Complaint and denied New Century Mortgage's motion to dismiss the sixth cause of action for alleged wage statement violations. In December 2006, the parties stipulated to plaintiff filing a Fourth Amended Complaint adding plaintiffs John Hicks and David Vizcarra.

Bonner. In April 2005, Perrie Bonner and Darrell Bruce filed a class action lawsuit against New Century Mortgage and Home123 Corporation, an indirect wholly owned subsidiary of the Company ("Home123") in the U.S. District Court, Northern District of Indiana, Hammond Division, alleging violations of the Fair Credit Reporting Act, or FCRA, claiming that New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. New Century Mortgage and Home 123 filed their answer to the complaint on June 30, 2005. In September 2005, plaintiffs filed a motion for class certification and on November 1, 2005, New Century Mortgage and Home123 filed a motion for judgment on the pleadings. The court never ruled on the motion for judgment on the pleadings. In August 2006, the court granted plaintiffs' motion for class certification. The class size is limited to the Northern District of Indiana. On December 13, 2006, the court heard oral argument in Indiana on the parties' summary judgment motions. On March 9, 2007, the court ruled on the motion for summary judgment that defendants' solicitation did not constitute a "firm offer of credit", and ruled that plaintiff Bonner's claim that the disclosure was not "clear and conspicuous" was moot. On March 12, 2007, this action settled on a class-wide basis (Northern District of Indiana). On March 16, 2007, the parties moved for preliminary approval of the settlement. The court has not yet ruled on the motion.

Phillips. In July 2005, Pamela Phillips filed a class action lawsuit against the Company, New Century Mortgage and Home123 in the District Court, Central District of California. Plaintiff alleges violations of FCRA, claiming that the Company, New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The case also alleges that certain disclosures were not made in a clear and conspicuous manner. The complaint seeks damages of not more than $1,000 for each alleged violation, declaratory relief, injunctive relief, attorneys' fees and costs. The Company, New Century Mortgage and Home123 filed a motion to dismiss certain claims in October 2005. In November 2005, the court granted the motion to dismiss, in part. In early March 2006, the court, on its own motion, reversed its prior ruling on the motion to dismiss citing the 7th Circuit Court of Appeals recent decision in the Murray
v. GMAC Mortgage Corporation case. On November 14, 2006, plaintiff filed a Motion for Class Certification proposing that the class be limited to all individuals throughout Harris County, Texas whose consumer reports were obtained or used by New Century Mortgage or Home123 in connection with a credit transaction not initiated by them and who received the same written solicitation to entered into a credit transaction received by plaintiff. In late December 2006, plaintiff filed a Third Amended Complaint to limit the class size to Harris County, Texas. On January 22, 2007, the Company, New Century Mortgage and Home123 filed their Opposition to Plaintiff's Motion for Class Certification. On January 31, 2007, the Company, New Century Mortgage and Home123 filed a Motion to Stay. On February 22, 2007, the court denied the Motion to Stay. On March 11, 2007, this action settled. The parties agreed to dismissal with prejudice of individual claims and dismissal without prejudice of claims of putative class members.

Jeppesen. In October 2005, Patricia and Stephen Jeppesen filed a class action lawsuit against New Century Mortgage in the U.S. District Court, Northern District of Indiana. Plaintiffs allege that New Century Mortgage violated the Indiana High Cost Loan Act by allegedly making loans with fees greater than permitted by law unless certain disclosures are made. The class is defined as all persons who obtained a mortgage loan from New Century Mortgage after January 1, 2005 on their principal residence in Indiana. A second claim in the complaint alleges that New Century Mortgage improperly charged a document preparation fee. On January 12, 2007, the Office of the Attorney General, State of Indiana, issued a no-action letter and, in response to a letter dated September 19, 2005 from plaintiff's counsel about alleged violations of the Indiana Home Loan Practices Statute, concluded its inquiry and declined to take any action against New Century Mortgage. In February 2007, the parties reached a settlement on an individual basis. On February 14, 2007, the court entered an order dismissing this case and approving the Stipulation of Dismissal.

Forrest. In January 2006, Mary Forrest filed a class action lawsuit against New Century Mortgage in the U.S. District Court for the Eastern District of Wisconsin, Milwaukee Division. Plaintiff alleges violations of FCRA, claiming that New Century Mortgage accessed prescreened credit reports without authorization because the offers of credit allegedly did not qualify as firm offers of credit. The proposed class consists of persons with Wisconsin addresses to whom New Century Mortgage sent a particular prescreened offer of credit after November 20, 2004. In February 2006, New Century Mortgage filed both its answer and a motion to transfer the case to the U.S. District Court for the Central District of California. In June 2006, the court granted New Century Mortgage's motion to transfer and ordered the case transferred from the U.S. District Court in Wisconsin to the U.S. District Court, Central District of California. In July 2006, New Century Mortgage filed a Notice of Related Case to consolidate this matter with the Phillips class action. On March 11, 2007, this action settled. On March 20, 2007, a stipulation for dismissal of individual claims dismissed with prejudice and claims of putative class members dismissed without prejudice was filed with the court.

Securities Class Action Litigation

On February 8, 2007, Avi Gold filed a securities class action complaint in the United States District Court for the Central District of California against the Company and certain of its directors and officers (the "Original Complaint"). The Original Complaint alleges that defendants violated federal securities laws by issuing false and misleading statements and failing to disclose material facts about the Company, which resulted in artificially inflated market prices of the Company's common stock. The purported class period is between April 7, 2006 and February 7, 2007. The Original Complaint seeks money damages in favor of its purported class of purchasers of the Company's securities, the costs and expenses of the action and other relief that may be granted by the court.
The Company has also learned that seventeen additional purported class actions were filed in the United States District Court for the Central District of California between February 8, 2007 and March 16, 2007. These complaints, some of which the Company has not yet been served with and which name the Company and certain of its officers and directors as defendants, present in large degree the same legal and factual issues as the Original Complaint and allege various class periods, the longest of which is from April 7, 2006 to March 2, 2007. One of these class actions has been brought on behalf of the holders of the Company's 9.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and the holders of the Company's 9.75% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). Another of these class actions has been brought on behalf of the holders of the Company's Series B Preferred Stock. The Company anticipates that similar actions on behalf of holders of the Company's common stock, Series A Preferred Stock and Series B Preferred Stock may be filed in the future and does not undertake any obligation to update this disclosure for any similar or related claims that may be made in this regard. The Company intends to review the allegations in these complaints and respond appropriately. The Company's management intends to vigorously defend these claims; however, an unfavorable outcome in these cases or future securities class action cases could have a material adverse effect on the Company's financial condition.

Shareholder Derivative Complaint

The Company was served with a shareholder derivative complaint on March 1, 2007, filed in the Superior Court of California, County of Orange. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of California Corporations Code 25402 and seeks damages for breach, disgorgement, equitable relief, costs and fees. The case is in the very preliminary stages. The Company has also learned that five additional shareholder derivative actions were filed in the Superior Court of California, County of Orange between February 8, 2007 and March 16, 2007 and two additional shareholder derivative actions were filed in the United States District Court for the Central District of California during this same time period. These complaints, some of which the Company has not yet been served with and which name the Company and certain of its officers and directors as defendants, present in large degree the same legal and factual issues as the original shareholder derivative complaint. The Company anticipates that similar actions may be filed in the future and does not undertake any obligation to update this disclosure for any similar or related claims that may be made in this regard. The Company intends to review the allegations in these complaints and respond appropriately.

U.S. Attorney's Office Investigation

On February 27, 2007, the Company received a letter from the United States Attorney's Office for the Central District of California (the "U.S. Attorney's Office") indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in the Company's securities, as well as accounting errors regarding the Company's allowance for repurchase losses. The Company has subsequently received a grand jury subpoena requesting production of certain documents. The Company intends to cooperate with the requests of the U.S. Attorney's Office.

SEC Investigation

On March 7, 2007, the Company received a letter from the Pacific Regional Office of the Securities and Exchange Commission (the "SEC") requesting that NCFC preserve certain documents. On March 12, 2007, the Company received a letter from the staff of the Pacific Regional Office of the SEC stating that the staff was conducting a preliminary investigation involving the Company and requesting production of certain documents. The staff of the SEC had also previously requested a meeting with the Company to discuss the events leading up to the Company's previous announcement of the need to restate certain of its historical financial statements. The Company intends to cooperate with the requests of the SEC.

State Regulatory Actions

The Company has been engaged in recent ongoing discussions with its state regulators regarding the Company's funding constraints and the impact on consumers who are in various stages of the loan origination process with the Company. The Company has advised these regulators that it has ceased accepting loan applications. In addition, the Company has advised these regulators that at this time, the Company and its subsidiaries are unable to fund any mortgage loans, including mortgage loans for those consumers who were already in the loan origination process with the Company. The Company has been and is continuing to work cooperatively with these regulators to mitigate the impact on the affected consumers, including transferring pending loans and loan applications to other mortgage lenders. The Company has also been providing daily reports to its various regulators regarding the status of loans in process in their states, as well as responding to ad hoc information requests.

The Company received cease and desist orders from the States of Massachusetts, New Hampshire, New Jersey and New York on March 13, 2007 (collectively, the "March 13 Orders"). New Century Mortgage additionally received a Suspension Order from the state of New York on March 13, 2007 (the "NCMC Suspension Order"). The NCMC Suspension Order suspends New Century Mortgage's mortgage banking license in the State of New York for a period not to exceed 30 days, pending investigation. On March 14 and 15, 2007, the Company received additional cease and desist orders from the States of Connecticut, Maryland, Rhode Island and Tennessee (collectively, the "March 14-15 Orders"). The March 13 Orders and the March 14-15 Orders contain allegations that certain of the Company's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. Additionally, on March 14, 2007, New Century Mortgage and Home123 entered into a Consent Agreement and Order with the Commonwealth of Pennsylvania Department of Banking, Bureau of Supervision and Enforcement (the "Pennsylvania Consent Agreement").

The March 13 Orders, the March 14-15 Orders and the Pennsylvania Consent Agreement restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 13 Orders, the March 14-15 Orders and the Pennsylvania Consent Agreement also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any upfront fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. The cease and desist order received from the Rhode Island Department of Business Regulation on March 14 suspends the licenses of one or more of the Company's subsidiaries and seeks to assess administrative penalties.

The Company and its subsidiaries requested hearings on the cease and desist orders issued by regulators in Maryland, Massachusetts, Connecticut and Rhode Island on March 23, 2007, and in Tennessee on March 27, 2007.

On March 14, 2007, the Attorney General of Ohio and the Ohio Department of Commerce, Division of Financial Institution (together, the "State") filed a lawsuit against the Company, New Century Mortgage and Home123 (collectively, the "Defendants") on March 14, 2007 in Ohio state court (the "Ohio Complaint"). The Ohio Complaint alleges that the Company has engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. Also on March 14, 2007, the court granted the State's motion to enter a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against the Defendants (as modified, the "TRO"). The TRO restrained the Defendants from taking certain actions, including, among others, (i) engaging in violations of state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. The TRO required the parties to confer with respect to restrictions regarding foreclosure action and the sale, transfer or assignment of loans more than 60 days delinquent.
On March 26, 2007, the Defendants filed a Motion for Dissolution of Modified Temporary Restraining Order and Motion for an Emergency Hearing, and
Opposition to a Preliminary Injunction. On March 28, 2007, the Defendants and the State reached agreement on a Stipulated Preliminary Injunction effective for 90 days and submitted it for court approval. The Stipulated Preliminary Injunction replaces the TRO and provides for a stay of the litigation for 90 days. The Stipulated Preliminary Injunction restrains the Defendants from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans. The Stipulated Preliminary Injunction also compels the Defendants to take certain actions, including the transfer to other lenders of any outstanding mortgage applications and unfunded mortgage loans, the placement in escrow of any upfront fees collected in connection with pending mortgage applications, and the provision of regular information to the State regarding the Company's activities in Ohio, including the status of all outstanding mortgage applications and unfunded mortgage loans. The Stipulated Preliminary Injunction also requires the Defendants to submit certain loans (and related information) as to which it intends to foreclose to the State for the State to review. The State may object to the Company proceeding with a particular foreclosure and if the Company is unable to convince the State to permit it to proceed, the foreclosure will not proceed for the duration of the Stipulated Preliminary Injunction. The Stipulated Preliminary Injunction also provides for the State to review and object to the Defendants selling, transferring or assigning certain loans that are more than 60 days delinquent.

On March 16, 2007, the Company received additional cease and desist orders from the State of California (the "California Orders") and certain of the Company's subsidiaries entered into consent agreements with the State of Florida's Office of Financial Regulation and the State of Washington's Department of Financial Institutions, respectively, each dated March 16, 2007 (the "March 16 Agreements" and together with the California Orders, the "March 16 Orders and Consent Agreements").

The March 16 Orders and Consent Agreements contain allegations that certain of the Company's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. The March 16 Orders and Consent Agreements restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 16 Orders and Consent Agreements also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any upfront fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

On March 16, 2007, Home123 received a suspension order (the "Home123 Suspension Order") from the State of New York Banking Department. The Home123 Suspension Order contains allegations similar to those included in the NCMC Suspension Order and further provides that Home123's mortgage banking license in the State of New York has been suspended for a period not exceeding 30 days, pending investigation. The Company and Home123 are reviewing the Home123 Suspension Order and accordingly have not yet determined whether they will appeal all or any portion of the Home123 Suspension Order.

On March 20, 2007, the Company entered into a Combined Statement of Charges and Consent Order with the State of Iowa and a Consent Agreement and Order with the State of Maine Office of Consumer Credit Regulation, Department of Professional and Financial Regulation (together, the "March 20 Orders"). On March 21, 2007, the Company entered into a Consent Order with the State of Michigan, Department of Labor & Economic Growth, Office of Financial and Insurance Services and a Consent Order with the State of Wyoming Banking Commission (the "March 21 Orders"). On March 23, 2007, the Company entered into a Consent Agreement and Order with the State of Idaho Department of Finance (the "March 23 Order"). Similar to the consent agreements described above, the March 20, 21 and 23 Orders contain allegations that certain of the Company's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. They restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. They also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any upfront fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

The Company anticipates that cease and desist orders will continue to be received by the Company and its subsidiaries from additional states in the future and that the Company and its subsidiaries may enter into additional consent agreements similar to those described above. The Company does not undertake, and expressly disclaims, any obligations to update this disclosure for any such additional cease and desist orders or consent agreements or for any developments with respect to any of the state regulatory actions described herein.

The Company intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from the Company's funding constraints.



Item 1119 of Regulation AB. Affiliation and Certain Relationships and Related Transactions.

  No Applicable Updates


Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

  See Item 15(a) exhibits (33) and (34).

  The Registrant acknowledges instances of material non-compliance in Exhibits 33(f), 33(g), 34(f), 33(k), and 34(j) of this Form 10-K.

New Century has informed the Registrant it engaged an accounting firm to provide the Attestation Report. The accounting firm has informed New Century that it is in the process of preparing the Attestation Report, but it has not yet completed it. Moreover, the accounting firm has indicated that it does not expect to be able to complete the scope of its work sufficient to enable it to express an opinion on whether the Company is in compliance with the servicing criteria as required by regulation AB. The audit committee of New Century's parent corporation, New Century Financial Corporation, has initiated an independent investigation into the issues giving rise to New Century Financial Corporation's need to restate its 2006 interim financial statements, as well as the issues pertaining to New Century Financial Corporation's valuation of residual interests in securitizations and prior periods. This investigation has not yet been completed and, accordingly, the accounting firm has indicated it was not able to perform procedures necessary to complete its examination of New Century's compliance with the regulation AB servicing criteria. The accounting firm has also informed New Century that, to the extent it completes an Attestation Report, such report will disclaim an opinion as to New Century's compliance with the regulation AB servicing criteria.


New Century is contractually obligated to provide the Registrant with an Attestation Report by one or more registered public accounting firms related to its assessment of compliance. New Century is in breach of those obligations. New Century has taken measures to receive such Attestation Report from the accounting firm. Although the accounting firm has informed New Century that it continues to finalize the Attestation Report with the noted disclaimer, New Century does not expect to have such report prior to the 10-K filing deadline.



Item 1123 of Regulation AB.  Servicer Compliance Statement.

  See Item 15(a) exhibits (35).


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

     (4)    Pooling and Servicing Agreement, dated as of December 1,
            2006, among Citigroup Mortgage Loan Trust, Inc., as Depositor, Wells Fargo Bank, N.A., JP Morgan Chase Bank N. A., Ocwen Loan Servicing LLC and Countrywide Home Loans Servicing LP as Servicers, Citibank, N.A., as Trust Administrator, and U.S. Bank, N.A., as Trustee (incorporated herein by reference from Exhibit 4.1 of the current report on Form 8-K of the Registrant as filed with the Securities and Exchange Commission on January 24, 2007).

      (10)  Incorporated by reference as Exhibit 4.

      (31)  302 Sarbanes-Oxley Certification.

      (33) Item 1122(a) Reports on assessment of compliance with servicing criteria for asset backed securities.
            (a)  Chase Home Finance LLC., as SubServicer
            (b)  Citibank N.A., as Trust Administrator
            (c)  Citibank N.A., as Custodian
            (d)  JP Morgan Chase Bank National Association, as Servicer
            (e)  Ocwen Loan Servicing LP, as Servicer
            (f)  Wells Fargo Bank N.A., as Servicer
            (g)  New Century, as interim Servicer
            (h)  Wells Fargo Bank, N.A. as Custodian
            (i)  Assurant Inc., as vendor for Ocwen Loan Servicing LP
            (j) Regulus Group LLC, as vendor for Ocwen Loan Servicing LP and Wells Fargo Bank N.A.
            (k) First American Real Estate Solutions of Texas, L.P., as vendor for Ocwen Loan Servicing LP
            (l) ZC Sterling Insurance Agency, Inc., as vendor for Wells Fargo Bank N.A.
            (m)  Assurant Inc., as vendor for New Century
            (n)  Deutsche Bank National Trust Company, as vendor for
                 New Century
            (o)  FIS Tax Service, as vendor for New Century


      (34) Item 1122(b) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a)  Chase Home Finance LLC., as SubServicer
            (b)  Citibank N.A., as Trust Administrator
            (c)  Citibank N.A., as Custodian
            (d)  JP Morgan Chase Bank National Association, as Servicer
            (e)  Ocwen Loan Servicing LP, as Servicer
            (f)  Wells Fargo Bank N.A., as Servicer
            (g)  Wells Fargo Bank, N.A. as Custodian
            (h)  Assurant Inc., as vendor for Ocwen Loan Servicing LP
            (i) Regulus Group LLC, as vendor for Ocwen Loan Servicing LP and Wells Fargo Bank N.A.
            (j) First American Real Estate Solutions of Texas, L.P., as vendor for Ocwen Loan Servicing LP
            (k) ZC Sterling Insurance Agency, Inc., as vendor for Wells Fargo Bank N.A.
            (l)  Assurant Inc., as vendor for New Century
            (m)  Deutsche Bank National Trust Company, as vendor for
                 New Century
            (n)  FIS Tax Service, as vendor for New Century

      (35)  Servicer Compliance Statement.
            (a)  Chase Home Finance LLC., as SubServicer
            (b)  JP Morgan Chase Bank National Association, as Servicer
            (c)  Ocwen Loan Servicing LP, as Servicer
            (d)  Wells Fargo Bank N.A., as Servicer
            (e)  New Century, as interim Servicer

  (b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index above.

  (c) Not Applicable.



                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)     Citigroup Mortgage Loan Trust Inc.
            -----------------------------------------------------------------

By /s/ Susan Mills
      -----------------------------------------------------
       Susan Mills
       Vice President


Date   April 2, 2007
      -----------------------------------------------------