Form 10-K/A
period 2006-12-31
Citigroup Mortgage Loan Trust 2006-HE3
filed 2007-04-17
CIK 1382887

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K/A

                              Ammendment No.1


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
                                                  -----------------------


This Annual Report on Form 10-K/A omits to disclose the Assessment of Compliance with Servicing Criteria set forth in Item 1122(d) of Regulation AB and the Attestation Report of Union Bank of California, N.A. required by Rule 15d-18 of the Securities Exchange Act of 1934, as amended.


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

Not Applicable.


Item 8. Financial Statements and Supplementary Data.

Not Applicable.


Item 9. Changes in and Disagreements With Accountants on Accounting and

Not Applicable.


Item 9A. Controls and Procedures.

Not Applicable.


Item 9B. Other Information.

On March 1, 2007, the servicing of the Mortgage Loans transferred from New Century Mortgage Corporation to Wells Fargo Bank, N.A., in accordance with the terms of the Pooling and Servicing Agreement.


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

Recent Developments

On April 2, 2007, New Century and certain other of the Registrant's affiliates (the "Debtors") filed voluntary petitions (the "Bankruptcy Filings") for reorganization (the "Reorganization Cases") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Reorganization Cases are being jointly administered by the Honorable Kevin J. Carey under the caption "In re New Century TRS Holdings, Inc., et al., Case No. 07-10416." The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Further, on April 2, 2007, New Century Financial Corporation ("NCFC") and New Century, which is NCFC's indirect wholly-owned subsidiary, entered into an Asset Purchase Agreement (the "Servicing Assets Agreement") with Carrington Capital Management, LLC (in which NCFC holds an ownership interest) and its affiliate (collectively, "Carrington") for the sale of its servicing assets and servicing platform to Carrington for approximately $139 million. The consummation of the transaction is subject to approval by the Bankruptcy Court, which will oversee an "overbid" process to give other potential buyers an opportunity to submit higher and better offers, and other customary closing conditions.


Item 1119 of Regulation AB. Affiliation and Certain Relationships and Related Transactions.

  No Applicable Updates


Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

  See Item 15(a) exhibits (33) and (34).

Wells Fargo Bank. N.A. ("Wells Fargo") acknowledges the following material instances of non-compliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting. For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122 (d)(4)(vii) - Notification of Intent to Foreclose. Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


     New Century (the "Servicer") has identified the following material noncompliance with servicing criteria 1122(d)(1)(ii), 1122(d)(1)(iv), 1122(d)(2)(vii)(B), 1122(d)(4)(vi) and 1122(d)
(4)(vii) applicable to the Platform during the year ended December 31, 2006 as follows:

Servicing criteria 1122(d)(1)(ii)

The Servicer did not have adequate policies and procedures in place to monitor the material servicing activities outsourced to the third party performing the initial processing of cash receipts at the lockbox.

Servicing criteria 1122(d)(1)(iv)

The Servicer did not maintain adequate fidelity bond coverage.

Servicing criteria 1122(d)(2)(vii)(B)

The Servicer did not complete bank account reconciliations within the time required.

Servicing criteria 1122(d)(4)(vi)

The Servicer did not review and approve changes to the terms or status of an obligor's pool asset as required by the respective transaction agreements and related pool asset documents.

Servicing criteria 1122(d)(4)(vii)

The Servicer did not:

   Initiate, conduct and conclude loss mitigation or recovery actions within time frames or other requirements of the respective transaction agreements;

   Execute forbearance plans as required by the respective transaction agreements;

   Execute pre-foreclosure sales or short payoffs resulting from the acceptance of funds in an amount that is less than the total borrower indebtedness as required by the respective transaction agreements; and

   Execute foreclosures as required by the respective transaction agreements.


First American Real Estate Solutions of Texas, L,P. (an indirect subsidiary of The First American Corporation, and the "Asserting Party") assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criterion set forth in Section 229.1122(d)(2)(vii)(B) of the CFR with respect to the Platform. Specifically, the Asserting Party did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.


This report on Form 10-K/A omits the Item 1122 attestation report
(the "Attestation Report") required by Regulation AB for Union Bank of California, N.A. ("Union Bank"), New Century Mortgage Corporation's vendor that is responsible for the initial processing of cash receipts at the lockbox that is applicable to servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv).


The original report on Form 10-K for this issuing entity included as Exhibit 33(g) an Assessment of Compliance from New Century Mortgage Corporation (the "Original Assessment of Compliance"), which stated that it covered a specified list of securitizations, which did not include CMLTI 2006-NC1, CMLTI 2006-NC2 and CMLTI 2006-HE3 (the "Citigroup Transactions"). The Registrant has been advised by New Century Mortgage Corporation that the Original Assessment of Compliance addressed the platform consisting of all securitizations as to which it is a party participating in the servicing function that were subject to Regulation AB, other than the Citigroup Transactions, and that the Citigroup Transactions were omitted from the platform solely because New Century Mortgage Corporation was only servicing the pooled assets for a short period of time, pending the expiration of its obligations as interim servicer and related transfer of servicing in accordance with the terms of the transaction documents.

Attached hereto as Exhibit 33(g) is a revised Assessment of Compliance from New Century Mortgage Corporation (the "Revised
Assessment of Compliance"), which states that it covers a specified list of securitizations, including all securitizations covered by the Original Assessment of Compliance, plus the Citigroup
Transactions.

Attached hereto as Exhibit 34(o) is an Attestation
Report of a registered public accounting firm, that relates to the previously filed Original Assessment of Compliance from New Century Mortgage Corporation. This Attestation Report specifies instances of material noncompliance with the applicable servicing criteria, and states that it cannot express an opinion as to compliance with the servicing criteria.

The Registrant has requested that New Century request its accounting firm to provide a revised Attestation Report covering the Citigroup Transactions, but the Registrant has not yet received such revised Attestation Report. New Century is contractually obligated to provide the Registrant with an Attestation Report covering the Citigroup Transactions by one or more registered public accounting firms. New Century is in breach of those obligations. The Registrant has been informed by senior management of New Century that a revised Attestation Report covering the Citigroup Transactions will not be delivered on or prior to the 10-K/A filing deadline.

New Century is not an affiliate of the Registrant.

The Registrant cannot obtain a revised Attestation Report covering the Citigroup Transactions from New Century through any other steps available to it without unreasonable effort or expense.


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

      (34) Item 1122(b) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a)  Chase Home Finance LLC., as SubServicer
            (b)  Citibank N.A., as Trust Administrator
            (c)  Citibank N.A., as Custodian
            (d)  JP Morgan Chase Bank National Association, as Servicer
            (e)  Ocwen Loan Servicing LP, as Servicer
            (f)  Wells Fargo Bank N.A., as Servicer
            (g)  Wells Fargo Bank, N.A. as Custodian
            (h)  Assurant Inc., as vendor for Ocwen Loan Servicing LP
            (i) Regulus Group LLC, as vendor for Ocwen Loan Servicing LP and Wells Fargo Bank N.A.
            (j) First American Real Estate Solutions of Texas, L.P., as vendor for Ocwen Loan Servicing LP
            (k) ZC Sterling Insurance Agency, Inc., as vendor for Wells Fargo Bank N.A.
            (l)  Assurant Inc., as vendor for New Century
            (m)  Deutsche Bank National Trust Company, as vendor for
                 New Century
            (n)  FIS Tax Service, as vendor for New Century
            (o)  New Century, as interim Servicer

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


Date   April 17, 2007
      -----------------------------------------------------