Form 10-K/A
period 2006-12-31
Citigroup Mortgage Loan Trust 2006-HE3
filed 2008-06-17
CIK 1382887

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K/A

                              Ammendment No.2


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

None



This Amendment No. 2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007 (Accession No. 0001382887-07-000001) by Citigroup Mortgage Loan Trust 2006-HE3 (the "Initial 10-K"), for the fiscal year ended December 31, 2006, is being filed for the sole purpose of restating the assessment of American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (the "Asserting Party") for the reporting period of January 1, 2006 through December 31, 2006. The restated assessment, provided to the registrant in February 2008, identifies a material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) under Regulation AB. Specifically, the Asserting Party did not have, during the applicable reporting period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii). In response to a Securities and Exchange Commission comment, as of January 1, 2008, the Asserting Party has implemented practices and procedures to capture the information necessary to assess compliance with Item 1122(d)(4)(xii).


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

(Registrant)     Citigroup Mortgage Loan Trust Inc.
            -----------------------------------------------------------------

By /s/ Susan Mills
      -----------------------------------------------------
       Susan Mills
       Vice President
       (Senior officer in charge of securitization of the Depositor)


Date   June 13, 2008
      -----------------------------------------------------